Form 10-K
period 2005-12-31
ABFC Asset-Backed Certificates, Series 2005-WMC1
filed 2006-03-30
CIK 1340370

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127970-01


        Asset Backed Funding Corporation
        Asset Backed Certificates
        Series 2005-WMC1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2184218
  (State or other jurisdiction of                   54-2184219
  incorporation or organization)                    54-2184347
                                                    54-2184220
                                                    54-2184221
                                                    54-2184348
                                                    54-2184346
                                                    54-6675915
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.

     Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 37.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 17, 2005).


     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.


   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Asset Backed Funding Corporation
    Asset Backed Certificates
    Series 2005-WMC1
    (Registrant)


  Signed: Asset Backed Funding Corporation, as Depositor

  By:     Danel B. Goodwin, President

  By: /s/ Danel B. Goodwin, President

  Dated:  March 28, 2006


  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 17, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


      a) HomEq Servicing Corporation, as Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  ABFC 2005-WMC1 TRUST,
  ASSET-BACKED CERTIFICATES, SERIES 2005-WMC1

  I, Danel B. Goodwin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K's containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the ABFC 2005-WMC1 Trust formed pursuant to the Pooling and Servicing Agreement, dated as of September 1, 2005 (the "Agreement"), among Asset Backed Funding Corporation, as depositor, HomEq Servicing Corporation, as Servicer (the "Servicer"), and Wells Fargo Bank, N.A., as trustee (the "Trustee");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in accordance with the terms of the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement; and

  5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     HomEq Servicing Corporation and Wells Fargo Bank, N.A..

     Date: March 28, 2006

     /s/ Danel B. Goodwin
     Signature

     President
     Title


  EX-99.1
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
HomEq Servicing Corporation


We have examined management's assertion, included in the accompanying Management's Assertion, that HomEq Servicing Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


February 24, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2
(logo) HOMEQ SERVICING


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2005, HomEq Servicing Corporation
(the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy both in the amount of $20 million.


HomEq Servicing Corporation

/s/ Arthur Q. Lyon
Arthur Q. Lyon
President

February 24, 2006
Date


/s/ Keith G. Becher
Keith G. Becher
Chief Operating Officer

February 24, 2006
Date


(logo) WACHOVIA





  EX-99.3
ABFC 2005-WMC1 TRUST,
ASSET-BACKED CERTIFICATES, SERIES 2005-WMC1

OFFICER'S CERTIFICATE PURSUANT TO
SECTION 3.19 OF THE AGREEMENT

I, Arthur Q. Lyon, President of HomEq Servicing Corporation, as servicer (the "Servicer"), hereby certify pursuant to Section 3.19 of the Pooling and Servicing Agreement, dated as of September 1, 2005 (the "Agreement"), among Asset Backed Funding Corporation, HomEq Servicing Corporation and Wells Fargo Bank, N.A. (the "Agreement") that:

(a) a review of the activities of the Servicer during calendar year 2005 and of the performance of the Servicer under the Agreement has been made under my supervision, and

(b) to the best of my knowledge, based on such review, the Servicer has materially fulfilled all its obligations under the Agreement throughout calendar year 2005.



Dated: March 28, 2006


HomEq Servicing Corporation, as Servicer


By:/s/ Arthur Q. Lyon
Arthur Q. Lyon
President





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,409,057.78         20,986,167.63                 0.00             214,913,832.48
   A-2A                           2,022,638.64         46,331,142.43                 0.00             169,899,857.55
   A-2B                             890,562.90                  0.00                 0.00              86,365,000.00
   A-2C                           1,494,485.11                  0.00                 0.00             141,576,000.00
   A-2D                             493,241.23                  0.00                 0.00              45,876,000.00
   A-2MZ                            560,271.10          5,147,901.20                 0.00              49,301,728.92
   B-1                              168,985.40                  0.00                 0.00              10,573,000.00
   B-2                               48,283.82                  0.00                 0.00               3,021,000.00
   CE                             4,977,576.48                  0.00                 0.00               5,034,827.14
   M-1                              407,858.84                  0.00                 0.00              37,257,000.00
   M-10                             222,942.70                  0.00                 0.00              15,104,000.00
   M-11                             103,952.31                  0.00                 0.00               6,042,000.00
   M-12                             144,851.47                  0.00                 0.00               9,063,000.00
   M-2                              370,116.57                  0.00                 0.00              33,734,000.00
   M-3                              256,367.21                  0.00                 0.00              23,160,000.00
   M-4                              182,277.28                  0.00                 0.00              16,111,000.00
   M-5                              189,604.04                  0.00                 0.00              16,615,000.00
   M-6                              162,604.08                  0.00                 0.00              14,098,000.00
   M-7                              190,452.32                  0.00                 0.00              15,104,000.00
   M-8                              151,112.00                  0.00                 0.00              11,580,000.00
   M-9                              142,484.42                  0.00                 0.00              10,070,000.00
   P                                872,416.04                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   R-X                                    0.00                  0.00                 0.00                       0.00